Form 10-K/A
period 1998-12-31
BANKBOSTON HOME EQ LOAN TR 1998-2 HOME EQ LN AS BK CERT SER
filed 1999-07-19
CIK 1075064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists of 10 consecutively numbered pages.

                         AMENDMENT NUMBER 1 OF 1

LEHMAN ABS CORPORATION
BANKBOSTON HOME EQUITY LOAN TRUST
HOME EQUITY LOAN ASSET BACKED CERTIFICATES, SERIES 1998-2
-----------------------------------------------------------------------


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Omitted.

    (2)  Financial Statement Schedules:

          Omitted.

    (3)  Exhibits:

   Annual Servicer Statement of Compliance and Officer's Certificate, filed as Exhibit 99.1 hereto.
   Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.2 hereto.

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  July 19, 1999                By:  /s/JoAnn Manieri
                                    -----------------------------
                                    JoAnn Manieri
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description                                               Page

 99.1       Servicer's Annual Statement of Compliance                   6
            and Officer's Certification

 99.2       Servicer's Annual Independent Accountant's Report           9

                         EXHIBIT 99.1

            Servicer's Annual Statement of Compliance
               and Officer's Certification

BankBoston, N.A.
100 Federal Street
Boston, Massachusetts 02110

BankBoston

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

May 31, 1999

As of and for the period from December 12, 1998 (inception), through December 31, 1998, BankBoston, N.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards IV. 1, and V.2, (collectively the "Minimum Applicable Standards"). Our assertion relates solely to the loans included in the BankBoston Home Equity Master Trust 1998-2 (the "Trust") as of and for the period from December 12, 1998 (inception), through December 31, 1998 and not other loans serviced by the Bank or their designated representative.

As the loans applicable to management's assertion are fixed rate loans, and because Chase Manhattan Bank (the Trustee) waived the testing of one standard, certain USAP minimum servicing standards are not applicable. Specifically, no assertions as to USAP minimum servicing IV.l, and V.2 are being made.

As of and for the period December 12, 1998 (inception), through December 31, 1998, BankBoston, N.A. had in effect a fidelity bond and errors and omission policies in the amounts of at least $10,000,000 and $5,000,000 respectively.

By:  /s/ Paul C. Mangelsdorf III
Mr. Paul C. Mangelsdorf III
Director, Consumer Asset Finance


By:  /s/ J. Roberts Snow
Mr. J. Roberts Snow
Director, Portfolio Management

                           BANKBOSTON, N.A.

                      OFFICER'S CERTIFICATION

The undersigned hereby certifies, warrants, and represents to The Chase Manhattan Bank (as "Trustee"), MBIA Insurance Corporation (as "Insurer"), Moody's Investors Service, Inc. (as "Rating Agency"), and Standard & Poor's Rating Services (as "Rating Agency") pursuant to Article III, Section 3.10(a) of the Pooling and Servicing Agreement among Lehman ABS Corporation (as "Depositor"), BankBoston, N.A. (as "Seller" and "Master Servicer"), and the Trustee, dated as of December 1, 1998 (the"Agreement"):

(1) that the undersigned is duly authorized to execute this Certification on behalf of the Master Servicer;

(2) that, to the best knowledge of the undersigned officer, the Master Servicer has fully complied in all material respects with the provisions of Articles III and V of the Agreement;

(3) that a review of the activities of the Master Servicer during the period from December 1, 1998 to December 31, 1998 (the "Applicable Period"), and of the Master Servicer's performance under the Agreement, has been made under the supervision of the undersigned officer; and

(4) to the best of the undersigned officer's knowledge, based on the review certified in paragraph 3, the Master Servicer has fulfilled all of its material obligations under the Agreement throughout the Applicable Period.


DATED as of May 31, 1999


BANKBOSTON, N.A., as Master Servicer


By:  /s/ John R. Snow
         John R. Snow
Its: Director, Portfolio Management


BankBoston.Home Equity Securitization.sjs.officer's certificate re Trust 2 Agreement 063099 doc

                         EXHIBIT 99.2

          Servicer's Annual Independent Accountant's Report

PRICEWATERHOUSECOOPERS

Report of Independent Accountants

To the Board of Directors and Stockholder of BankBoston, N.A.:

We have examined management's assertion about BankBoston, N.A.'s (the "Bank") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards IV.l, and V.2, (collectively the "Minimum Applicable Standards"), solely for thc purpose of servicing loans included in the BankBoston Home Equity Master Trust 1998-2 (the "Trust") as of and for the period from December 12, 1998 (inception), through December 31, 1998 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are fixed rate loans, and because Chase Manhattan Bank (the Trustee), waived the testing of one standard, certain USAP minimum servicing standards are not applicable. Therefore, USAP minimum servicing standards IV. I, and V.2, were not addressed during our examination. Further, management's assertion and this report relate only to the loans underlying the Trust and not other loans serviced by the Bank or their designated representative.

Management is responsible for the Bank's compliance with the Minimum Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the Bank's compliance with the Applicable standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the Minimum Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the Minimum Applicable Standards.

In our opinion, management's assertion that the Bank complied with the Minimum Applicable Standards solely for the purpose of servicing loans underlying the Trust as of and for the period from inception, December 12, 1998 through December 31, 1998 is fairly stated, in all material respects.




/s/ PricewaterhouseCoopers, LLP
Boston, Massachusetts May 31, 1999